Form 10-Q
period 2003-06-30
PDC 2002 B LTD PARTNERSHIP
filed 2003-08-08
CIK 1224950

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-50227

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

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 366	7,725
Accounts receivable - oil and gas revenues	477,823	151,189
Total current assets	478,189	158,914

Oil and gas properties, successful efforts method	12,164,586	12,158,713
Less accumulated depreciation, depletion
and amortization	872,321	103,284
	11,292,265	12,055,429

	$ 11,770,454	12,214,343

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 19,625	13,340
Total current liabilities	19,625	13,340

Asset retirement obligation	6,319	-

Partners' Equity	11,744,510	12,201,003

	$11,770,454	12,214,343

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2003

(Unaudited)
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenues:
Sales of oil and gas	$652,888	1,349,647
Interest income	152	161
	653,040	1,349,808
Expenses:
Lifting cost	101,708	202,994
Direct administrative cost	166	259
Depreciation, depletion, and amortization	368,696	768,743
	470,570	971,996

Income before cumulative effect of change in accounting principle	182,470	377,812

Cumulative effect of change in accounting principle	-	(647)

Net income	$182,470	$377,165

Net income per limited and additional
general partner unit	$ 261	$ 540

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$9,760,802	2,440,201	-	12,201,003

Distributions to partners	(655,319)	(163,829)	-	(819,148)

Comprehensive income:
Net income	301,732	75,433	-	377,165
Change in fair value of outstanding hedging positions			(5,817)
Less reclassification adjustments for settled contracts included in net income			(8,693)
Other comprehensive loss			(14,510)	(14,510)
Comprehensive income				362,655

Balance, June 30, 2003	$ 9,407,215	2,351,805	(14,510)	11,744,510

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six Months ended June 30, 2003

(Unaudited)

2003
Cash flows from operating activities:
Net income	$377,165
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	768,743
Cumulative effect of change in accounting principle	647
Accretion of asset retirement obligation	93
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(326,634)
Decrease in accrued expenses	(8,225)
Net cash provided from operating activities	811,789

Cash flows from financing activities:
Distributions to partners	(819,148)
Net cash used by financing activities	(819,148)

Net decrease in cash	(7,359)
Cash at beginning of period	7,725
Cash at end of period	$ 366

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

The Partnership had net working capital at June 30, 2003 of $458,564.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003

Oil and gas sales for the three months ended June 30, 2003 were $652,888. The volume of natural gas sold for the three months ended June 30, 2003, was 118,321 Mcf at an average sales price of $3.85 per Mcf. Oil sales were 6,888 barrels at an average sales price of $28.57per barrel for the three months ended June 30, 2003. The Lifting cost for the three months ended June 30, 2003 was $0.64 per Mcfe. While the Partnership experienced a net income of $182,470, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $613,360 to the partners during the three months ending June 30, 2003.

Six months ended June 30, 2003

Oil and gas sales for the six months ended June 30, 2003 were $1,349,647. The volume of natural gas sold for the six months ended June 30, 2003, was 244,697 Mcf at an average sales price of $3.66 per Mcf. Oil sales were 14,696 barrels at an average sales price of $30.85 per barrel for the six months ended June 30, 2003. The Lifting cost for the six months ended June 30, 2003 was $0.61 per Mcfe. While the Partnership experienced a net income of $377,165, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $819,148 to the partners during the six months ending June 30, 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place at $2.50 on 17,248 Mmbtu of monthly production and ceilings in place at $3.13 on 4,312 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place at $3.50 on 10,349 Mmbtu of monthly production and ceilings in place at $5.26 on 10,349 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. For the period from July 2003 through December, 2003, the Partnership has in place oil hedges on 1,062 barrels of monthly production at $30.00 barrel. The fair value of these hedges, floors and ceilings as of June 30, 2003 is $(14,510).

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of June 30, 2003 the Partnership had option contracts for the sale of 68,992 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 120,736 Mmbtu of natural gas with an average floor price of $2.93. The Partnership also has hedging contracts for the sale of 6,370 barrels of oil at $30.00 per barrel.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2002-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer