Form 10-Q
period 2004-09-30
PDC 2002 B LTD PARTNERSHIP
filed 2004-11-15
CIK 1224950

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2004

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

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 1,583	961
Accounts receivable - oil and gas revenues	394,064	587,230
Total current assets	395,647	588,191

Oil and gas properties, successful efforts method	12,164,586	12,164,586
Less accumulated depreciation, depletion
and amortization	2,622,733	1,756,125
	9,541,853	10,408,461

	$9,937,500	10,996,652

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 155,842	15,030
Total current liabilities	155,842	15,030

Asset retirement obligations	6,897	6,600

Partners' Equity	9,774,761	10,975,022

	$9,937,500	10,996,652

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Nine Months ended September 30, 2004 and 2003

(Unaudited)

Three Months Ended Nine Months Ended

September 30, September 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 543,897	859,675	1,751,295	2,209,322
Interest income	230	265	693	426
	544,127	859,940	1,751,988	2,209,748
Expenses:
Lifting cost	105,320	150,357	346,110	353,351
Direct administration cost	297	30	321	289
Depreciation, depletion, and amortization	261,192	169,959	866,608	938,702
	366,809	320,346	1,213,039	1,292,342

Net income before cumulative effect of change in accounting principle	177,318	539,594	538,949	917,406

Cumulative effect of change in accounting principle	-	-	-	(647)

Net income	$ 177,318	539,594	538,949	916,759

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 253	772	771	1,313
Cumulative effect of change in accounting principle	-	-	-	(1)

Net income per limited partner unit	$ 253	$ 772	$ 771	$ 1,312

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine Months ended September 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$8,781,100	2,195,276	(1,354)	10,975,022

Distributions to partners	(1,273,493)	(318,372)	-	(1,591,865)

Comprehensive income:
Net income	431,159	107,790	-	538,949
Change in fair value of outstanding hedging positions			(96,563)
Less reclassification adjustments for settled contracts included in net income			(50,782)
Other comprehensive loss			(147,345)	(147,345)
Comprehensive income				391,604

Balance September 30, 2004	$ 7,938,766	1,984,694	(148,699)	9,774,761

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Nine Months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$538,949	916,759
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	866,608	938,702
Cumulative effect of change in accounting principle	-	647
Accretion of asset retirement obligations	297	93
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	193,166	(447,063)
Decrease in accrued expenses	(6,533)	(9,755)
Net cash provided from operating activities	1,592,487	1,399,383

Cash flows from financing activities:
Distributions to partners	(1,591,865)	(1,406,358)
Net cash used by financing activities	(1,591,865)	(1,406,358)

Net increase (decrease) in cash	622	(6,975)
Cash at beginning of period	961	7,725
Cash at end of period	$ 1,583	750

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years. Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Managing General Partner believes that the pricing provisions of its natural gas contracts are customary in the industry.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable. The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Partnership does not refine any of its oil production. The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

5. Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas and oil production. These instruments consist of costless collars, option contracts and futures traded on the CIG (Colorado Interstate Gas Index). The costless collars, option contracts and futures hedge committed and anticipated natural gas and oil sales generally forecasted to occur within a 24 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

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

The Partnership had net working capital at September 30, 2004 of $239,805.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended September 30, 2004 compared with September 30, 2003

Oil and gas sales for the three months ended September 30, 2004 were $543,897 compared to $859,675 for the three months ended September 30, 2003, a decrease of $315,778 or 36.7%. The volume of natural gas sold for the three months ended September 30, 2004, was 89,856 Mcf at an average sales price of $4.76 per Mcf compared to 143,508 Mcf at an average price of $4.29 per Mcf for the three months ended September 30, 2003. The volume of oil sold for the three months ended September 30, 2004 was 3,486 barrels at an average sales price of $33.30 compared to 8,270 barrels at an average price of $29.45 for the three months ended September 30, 2003. The Lifting cost for the three months ended September 30, 2004 was $.95 per Mcfe compared to $.78 per Mcfe for the three months ended September 30, 2003. The increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. The Partnership experienced a net income of $177,318 and distributed $478,893 to the partners for the three months ending September 30, 2004.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Nine Months ended September 30, 2004 compared with September 30, 2003

Oil and gas sales for the nine months ended September 30, 2004 were $1,751,295 compared to $2,209,322 for the nine months ended September 30, 2003, a decrease of $458,027 or 20.7%. The volume of natural gas sold for the nine months ended September 30, 2004, was 289,140 Mcf at an average sales price of $4.61 per Mcf compared to 388,205 Mcf at an average price of $3.90 per Mcf for the nine months ended September 30, 2003. The volume of oil sold for the nine months ended September 30, 2004 was 13,065 barrels at an average sales price of $31.96 compared to 22,966 barrels at an average price of $30.35 for the nine months ended September 30, 2003. The Lifting cost for the nine months ended September 30, 2004 was $.94 per Mcfe compared to $.67 per Mcfe for the nine months ended September 30, 2003. The increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. The Partnership experienced a net income of $538,949 and distributed $1,591,865 to the partners for the nine months ending September 30, 2004.

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

Revenue Recognition. Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years. Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Managing General Partner believes that the pricing provisions of its natural gas contracts are customary in the industry.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable. The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Partnership does not refine any of its oil production. The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

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

Recently Issued Accounting Pronouncements

We have been made aware of an issue regarding the application of provisions of Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Tangible Assets," to companies in the extractive industries, including oil and gas companies. The issue was whether SFAS 142 requires registrants to reclassify cost associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Partnership and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS 69, "Disclosures about Oil and Gas Producing Activities."

Also under consideration was whether SFAS 142 requires registrants to provide the additional disclosure for intangible assets for costs associated with mineral rights. This issue as it pertains to oil and gas companies was referred to the FASB staff, and the staff issued a proposed FASB Staff Position ("FSP") on the matter on July 19, 2004. On September 2, 2004, the FASB issued FSP 142.2, "application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas- Producing Entities," which concluded that the scope exception in paragraph 8(b) of Statement 142 extends to the balance sheet classification and disclosure provisions for drilling and mineral rights of oil- and gas- producing entities. Therefore, there are no balance sheet reclassifications or additional disclosure requirements necessary.

Disclosure Regarding Forward Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the Managing General Partner's estimate of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Partnership has filed with the Securities and Exchange Commission. The Partnership undertakes no duty to update or revise these forward-looking statements.

When used in the Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through December of 2005 the Partnership has in place costless collars (both ceilings and floors), option contracts and futures on part of our natural gas and oil production. Under the costless collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership.

The following tables summarize the open futures and options contracts for the Partnership as of September 30, 2004 and September 30, 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of September 30, 2004
Natural Gas	Floors	218,981	4.05	-	-
Natural Gas	Ceilings	109,490	5.20	-	(98,029)
Oil	Futures	1,546	31.63	48,885	(26,305)
Oil	Floors	9,273	32.30	299,521	-
Oil	Ceilings	4,637	40.00	185,462	(24,365)

Contracts maturing in 12 months following September 30, 2004
Natural Gas	Floors	205,149	4.11	-	-
Natural Gas	Ceilings	102,575	5.25	-	(89,505)
Oil	Futures	1,549	31.63	48,885	(26,305)
Oil	Floors	6,955	32.30	224,640	-
Oil	Ceilings	3,477	40.00	139,096	(21,073)

Prior Year Total Contracts as of September 30, 2003
Natural Gas	Floors	48,042	3.25	-	-
Natural Gas	Ceilings	39,034	5.09	-	(2,642)
Oil	Futures	2,797	30.00	83,906	3,524

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 15 months.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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
PDC 2002-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 15, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: November 15, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer