Form 10-K
period 2004-12-31
PDC 2002 B LTD PARTNERSHIP
filed 2005-04-15
CIK 1224950

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

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

Employees

     The Partnership has no employees; however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landsmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of fourteen gross (12.79 net) wells and will continue to operate and produce its fourteen gross productive wells.  The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and natural gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to several entities of which three customers accounted for 22.9%, 54.4% and 22.7% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004 and 24.4%, 42.0% and 33.6% for the year ended 2003, respectively.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within the next 2 year period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under item 7A.

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

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $1,934, $3,000, and $63,900 in 2004, 2003 and 2002, respectively to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnership's drilling activity from September 9, 2002 (date of inception) to December 31, 2004.  All of the Partnership's wells drilled and producing are located in Colorado.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
14	-	14	12.79	-	12.79

     The Partnership has not participated in any exploratory wells.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General partner as driller/operator is not party to any legal action that it believes would have a materially adverse affect on the Managing General Partner's or Partnership's business, financial condition, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NON-APPLICABLE

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At December 31, 2002, PDC 2002-B Limited Partnership had one Managing General Partner and a total of 7 Limited Partners who paid for 21.5 units at $20,000 per unit of limited partnership interest, a total of 521 Additional General Partners who paid for 537.52 units at $20,000 per unit of additional general partnership interests.  During 2003 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners. At December 31, 2004, the Partnership had one Managing General Partner and 528 limited partners who paid for 559.02 units at $20,000 per unit. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable; however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Year Ended December31,2004	Year Ended December 31,2003	Period from September 9, 2002 (date of inception) to December 31, 2002
Oil and Gas Sales	$2,281,199	$2,929,055	$182,705
Costs and Expenses	1,600,743	2,144,741	427,857
Cumulative effect of change in accounting principle	-	(647)	-
Net income (loss)	681,454	784,334	(237,221)
Allocation of Net income (loss):
Managing General Partner	136,291	156,867	8,458
Limited and Additional General Partners	545,163	627,467	(245,679)
Per Limited and Additional General Partner Unit	975	1,122	(439)
Total Assets	9,739,838	10,996,652	12,214,343
Cash Distributions:
Managing General Partner	394,447	401,792	-
Limited and Additional General Partners	1,577,787	1,607,169	-

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

     The Partnership had net working capital at December 31, 2004 of $356,226.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $2,281,199 compared to $2,929,055 for the year ended December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 352,139 Mcf of gas and 14,814 barrels of oil at average sales prices of $4.89 and $37.68, respectively.  This compared with 535,506 Mcf of gas and 27,557 barrels of oil sold at average sales prices of $3.92 and $30.21, respectively for the year ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $1.06 as compared to $0.68 for 2003. Depreciation, depletion and amortization decreased from $1,652,547 for the year ended December 31, 2003 to $1,120,305 for the year ended December 31, 2004.  Cash distributions to the partners amounted to $1,972,234 in 2004.

2003 Results Compared to 2002

     Oil and gas sales for the year ended December 31, 2003 were $2,929,055 compared to $182,705 for the period ended December 31, 2002.  For the year ended December 31, 2003, the Partnership sold 535,506 Mcf of gas and 27,557 barrels of oil at average sales prices of $3.92 and $30.21, respectively.  This compared with 17,514 Mcf of gas and 4,538 barrels of oil sold at average sales prices of $3.35 and $27.33, respectively for the period ended December 31, 2002. Lifting cost per Mcfe in 2003 amounted to $0.68 as compared to $0.70 for 2002. Depreciation, depletion and amortization increased from $103,284 for the period ended December 31, 2002 to $1,652,547 for the year ended December 31, 2003 as a result of higher volumes of natural gas and oil sold. Cash distributions to the partners amounted to $2,008,961 in 2003.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Oil and Gas Properties

     Exploration and development costs are accounted for by the successful efforts method.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

      In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $5,579 and a related liability of $6,226 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $647.

Item 7 A.  Quantitative and Qualitative Disclosure about Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	147,487	3.85	-	26,055
Natural Gas	Ceilings	73,744	5.05	-	(58,866)
Oil	Floors	8,312	32.30	268,483	7,082
Oil	Ceilings	4,156	40.00	166,243	(22,481)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Floors	147,487	3.85	-	26,055
Natural Gas	Ceilings	73,744	5.05	-	(58,866)
Oil	Floors	8,312	32.30	268,483	7,082
Oil	Ceilings	4,156	40.00	166,243	(22,481)

8 Prior Year Total Contracts as of December 31, 2003
Natural Gas	Floors	88,874	3.28	-	-
Natural Gas	Ceilings	88,874	4.84	-	(1,354)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004, 2003 and 2002 was $6.14 per Mmbtu,  $5.39 per Mmbtu and $3.22 per Mmbtu.  The average NYMEX closing price for oil for the years 2004,  2003 and 2002 was $41.44 per bbl, $30.98 per bbl and $26.98 per bbl. The average CIG closing price for natural gas for the years 2004, 2003 and 2002 was $5.17 per Mmbtu, $4.04 per Mmbtu and $1.97 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 9B.  OTHER INFORMATION

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

        NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and  the period from September 9, 2002 (date of inception) to December 31, 2002.

	2004	2003	2002
Drilling and completion costs	$ -	-	12,158,713
Lifting costs	469,338	479,974	31,516
Syndication cost *	-	-	1,173,945
Management fee	-	-	279,511
Tax return preparation	4,925	4,938	3,600
Direct administrative cost	1,958	2,241	2,206

* Consists of broker dealer commission paid to PDC Securities Incorporated (100% subsidiary of the Managing General Partner and Dealer Manager of the drilling program) which was reallowed or paid to the Soliciting Broker Dealers of the drilling program.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003 the Partnership paid  KPMG LLP $3,413 and $3,314, respectively for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of the financial statements included in the Partnership's Form 10-Qs. In the year 2002, KPMG LLP provided income tax services in the amount of $1,000.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                            (3)        Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2002-B Limited Partnership By its Managing General Partner Petroleum Development Corporation

By /s/ Steven R. Williams Steven R. Williams, Chairman
April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 14, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 14, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 14, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 14, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 14, 2005

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and

Period from September 9, 2002 (Date of Inception)

to December 31, 2002

(With Independent Registered Public Accountng Firm's Report Thereon)

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets- December 31, 2004 and 2003	F-4
Statements of Operations - Years Ended December 31, 2004, 2003 and Period from September 9, 2002 (Date of Inception) to December 31, 2002	F-5
Statements of Partners' Equity and Comprehensive Income (Loss) - Years Ended December 31, 2004, 2003 and Period from September 9, 2002 (Date of Inception) to December 31, 2002	F-6
Statements of Cash Flows - Years Ended December 31, 2004, 2003 and Period from September 9, 2002 (Date of Inception) to December 31, 2002	F-7
Notes to Financial Statements	F-8

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2002-B Limited Partnership:

We have audited the accompanying balance sheets of PDC 2002-B Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2004 and 2003, and for the period from September 9, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2002-B Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from September 9, 2002 (date of inception) to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 15, 2005

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets

Current assets:	2004	2003
Cash	$ 1,889	961
Accounts receivable - oil and gas revenues	449,793	587,230
Total current assets	451,682	588,191

Oil and gas properties, successful efforts method (notes 3 and 6):	12,164,586	12,164,586
Less accumulated depreciation, depletion and amortization	2,876,430	1,756,125
	9,288,156	10,408,461
	$9,739,838	10,996,652

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$95,456	15,030
Total current liabilities	95,456	15,030

Asset retirement obligation	6,996	6,600

Partners' equity	9,637,386	10,975,022
	$9,739,838	10,996,652

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and

Period from September 9, 2002 (Date of Inception) to December 31, 2002

	2004	2003	2002
Revenues:
Sales of oil and gas	$2,281,199	2,929,055	182,705
Interest income	998	667	7,931
	2,282,197	2,929,722	190,636

Expenses (note 3):
Management fee	-	-	279,511
Lifting costs	469,338	479,974	31,516
Independent engineering fee	408	1,353	3,000
Independent audit fee	3,413	3,314	3,740
Tax return preparation	4,925	4,938	4,600
Direct administrative cost	2,354	2,615	2,206
Depreciation, depletion and amortization	1,120,305	1,652,547	103,284
	1,600,743	2,144,741	427,857

Income (loss) before cumulative effect of change in accounting principle	681,454	784,981	(237,221)

Cumulative effect of change in accounting principle	-	(647)	-

Net income (loss)	$ 681,454	784,334	(237,221)

Net income (loss) per limited and additional general partner unit before cumulative effect of change in accounting principle	$ 975	1,123	(439)

Cumulative effect of change in accounting principle	-	(1)	-

Net income (loss) per limited and additional general partner unit	$ 975	1,122	(439)

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

And other Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and

Period from September 9, 2002 (Date of Inception) to December 31, 2002

Limited Partners	Managing General Partner	Accumulated Other Comprehensive

Income (Loss)

				Total
Partners' initial capital contributions	$11,180,426	$2,431,743	-	$13,612,169
Syndication costs	(1,173,945)	-		(1,173,945)

Net income (loss)	(245,679)	8,458	-	(237,221)

Balance December 31, 2002	9,760,802	2,440,201	-	12,201,003

Distribution to partners	(1,607,169)	(401,792)		(2,008,961)

Comprehensive income:
Net income	627,467	156,867		784,334
Change in fair value of outstanding hedging positions			(1,354)
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive income (loss)			(1,354)	(1,354)
Comprehensive income				782,980

Balance December 31, 2003	$8,781,100	2,195,276	(1,354)	10,975,022
Distribution to partners	(1,577,787)	(394,447)		(1,972,234)

Comprehensive income:
Net income	545,163	136,291		681,454
Change in fair value of outstanding hedging positions			(109,056)
Reclassification adjustment for settled contracts included in net income			62,200
Other comprehensive income (loss)			(46,856)	(46,856)
Comprehensive income				634,598

Balance December 31, 2004	$7,748,476	1,937,120	(48,210)	9,637,386

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and

Period from September 9, 2002 (Date of Inception) to December 31, 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$681,454	784,334	(237,221)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	1,120,305	1,652,547	103,284
Cumulative effect of accounting change	-	647	-
Accretion of asset retirement obligation	396	374	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil & gas revenues	170,574	(436,041)	(151,189)
Increase in accrued expenses	433	336	13,340
Net cash provided from (used by) operating activities	1,973,162	2,002,197	(271,786)
Cash flows from investing activities:
Expenditures for oil and gas properties	-	-	(12,158,713)
Net cash used by investing activities	-	-	(12,158,713)

Cash flows from financing activities:
Limited and additional general partner contributions	-	-	11,180,426
Managing General Partner contribution	-	-	2,431,743
Syndication cost paid	-	-	(1,173,945)
Distributions to partners	(1,972,234)	(2,008,961)	-
Net cash (used by) provided from financing activities	(1,972,234)	(2,008,961)	12,438,224

Net (decrease) increase in cash	928	(6,764)	7,725
Cash at beginning of period	961	7,725	-
Cash at end of period	$ 1,889	961	7,725

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2004

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

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2003 and 2002 by an independent petroleum engineer, Wright & Company, Inc.  At December 31, 2004, the estimated proved developed reserves were determined by the Managing General Partner's petoleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $5,579 and a related liability of $6,226 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $647.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)    Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004 and 2003 and period from September 9, 2002 (date of inception) to December 31, 2002.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

Year Ended December 31, 2004	Year Ended December 31, 2003		Period from September 9, 2002 (date of inception) to December 31, 2002
Drilling and completion costs	$ -	$ -	12,158,713
Syndication cost*	-	-	1,173,945
Management fee	-	-	279,511
Lifting costs	469,338	479,974	31,516
Tax return preparation	4,925	4,938	3,600
Direct administrative cost	1,958	2,241	2,206

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

____________________

(1)  Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

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

(7)  In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners.  During 2004 and 2003 there were no units purchased by PDC.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	147,487	3.85	-	26,055
Natural Gas	Ceilings	73,744	5.05	-	(58,866)
Oil	Floors	8,312	32.30	268,483	7,082
Oil	Ceilings	4,156	40.00	166,243	(22,481)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Floors	147,487	3.85	-	26,055
Natural Gas	Ceilings	73,744	5.05	-	(58,866)
Oil	Floors	8,312	32.30	268,483	7,082
Oil	Ceilings	4,156	40.00	166,243	(22,481)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Floors	88,874	3.28	-	-
Natural Gas	Ceilings	88,874	4.84	-	(1,354)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)    Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

December 31,
	2004	2003	2002
Lease acquisitions at cost	$414,114	414,114	414,114
Intangible development costs	9,726,970	9,726,970	9,726,970
Well equipment	2,017,629	2,017,629	2,017,629
Capitalized asset retirement cost	5,873	5,873	-
	$12,164,586	12,164,586	12,158,713

The following costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from April 30, 2002(date of inception) to December 31, 2002
Costs incurred:
Property acquisition costs	$ -	-	414,114
Development costs	-	-	11,744,599
	$ -	-	12,158,713

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

 (7)    Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2004 and 2003, the income tax basis of the Partnership's oil and gas properties was $1,158,513 and $1,456,272, respectively.

(8)    Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated at December 31, 2004 by the Managing General Partner's petroleum engineers and at December 31, 2003 and 2002 by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Oil (Bbls)
	2004	2003	2002
Proved developed reserves:
Beginning of year	162,000	144,000	-
Revisions of previous estimates	(1,000)	46,000	-
New Discoveries and extensions
Rocky Mountain Region	-	-	149,000
Production	(15,000)	(28,000)	(5,000)
End of Year	146,000	162,000	144,000
	Gas (MCF)
	2004	2003	2002
Proved developed reserves:
Beginning of year	3,830,000	4,751,000	-
Revisions of previous estimates	(341,000)	(385,000)	-
New Discoveries and extensions
Rocky Mountain Region	-	-	4,769,000
Production	(352,000)	(536,000)	(18,000)
End of Year	3,137,000	3,830,000	4,751,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

	As of December 31,
	2004	2003	2002
Future estimated revenues	$ 24,552,000	25,911,000	19,350,000
Future estimated production costs	(6,688,000)	(6,375,000)	(3,475,000)
Future estimated development costs	(912,000)	(912,000)	(912,000)
Future net cash flows	16,952,000	18,624,000	14,963,000
10% annual discount for estimated timing of cash flows	(8,295,000)	(9,430,000)	(7,065,000)
Standardized measure of discounted future
estimated net cash flows	$8,657,000	9,194,000	7,898,000

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

Years Ended December 31,			Period from September 9, 2002 (date of inception to December 31,
2004	2003		2002
Sales of oil and gas production, net of production costs	$(1,812,000)	(2.449,000)	(151,000)
Net changes in prices and production costs	1,493,000	5,944,000	-
Extensions, discoveries, and improved recovery, less related cost	-	-	15,114,000
Revisions of previous quantity estimates	(1,353,000)	166,000	-
Accretion of discount	1,135,000	(2,365,000)	(7,065,000)
	$(537,000)	1,296,000	7,065,000

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