Form 10-Q
period 2005-06-30
PDC 2002 B LTD PARTNERSHIP
filed 2005-07-22
CIK 1224950

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 3,113	1,889
Accounts receivable - oil and gas revenues	374,712	449,793
Total current assets	377,825	451,682

Oil and gas properties, successful efforts method	12,164,586	12,164,586
Less accumulated depreciation, depletion
and amortization	3,260,738	2,876,430
	8,903,848	9,288,156

	$ 9,281,673	9,739,838

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 68,069	95,456
Total current liabilities	68,069	95,456

Asset retirement obligations	7,206	6,996

Partners' Equity	9,206,398	9,637,386

	$9,281,673	9,739,838

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Sales of oil and gas	$ 452,959	605,329	921,414	1,207,398
Interest income	813	222	1,222	463
	453,772	605,551	922,636	1,207,861
Expenses:
Lifting cost	86,665	120,528	211,997	240,790
Direct administration cost	105	-	210	24
Depreciation, depletion, and amortization	185,778	312,345	384,308	605,416
	272,548	432,873	596,515	846,230

Net income	$ 181,224	172,678	326,121	361,631

Net income per limited partner unit	$ 259	248	467	518

                See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Six months ended June 30, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$7,748,476	1,937,120	(48,210)	9,637,386

Distributions to partners	(598,853)	(149,713)	-	(748,566)

Comprehensive income:
Net income	260,897	65,224	-	326,121
Change in fair value of outstanding hedging positions			(33,290)
Less reclassification adjustments for settled contracts included in net income			24,747
Other comprehensive loss			(8,543)	(8,543)
Comprehensive income				317,578

Balance June 30, 2005	$7,410,520	1,852,631	(56,753)	9,206,398

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$326,121	$361,631
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	384,308	605,416
Accretion of asset retirement obligations	210	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	43,990	149,134
Decrease in accounts payable	(4,839)	(2,818)
Net cash provided from operating activities	749,790	1,113,363

Cash flows from financing activities:
Distributions to partners	(748,566)	(1,112,972)
Net cash used by financing activities	(748,566)	(1,112,972)

Net increase in cash	1,224	391
Cash at beginning of period	1,889	961
Cash at end of period	$ 3,113	1,352

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        The accompanying condensed interim financial statements and related disclosures are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the Commission).  As permitted by these regulations, certain information and footnote disclosures that would typically be required in annual financial statements have been condensed or omitted.  However, management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the PDC 2002-B Limited Partnership's (the Partnership) Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Use of Estimates

        To prepare financial statements in accordance with generally accepted accounting principles, the Partnership's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period.  Actual results could differ from those estimates.

3.     Oil and Gas Properties

 The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by Petroleum Development Corporation's (the Managing General Partner's) petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole cost.

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

5.     Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas and oil production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX (New York Mercantile Exchange) traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as a hedge of a forecasted transaction (future production and sales of oil and gas) ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on September 9, 2002 with initial Limited and Additional General Partner contributions of $11,180,426 (559.02 units) and the Managing General Partner's cash contribution of $2,431,743 in accordance with the Limited Partnership Agreement.  After payment of syndication costs of $1,173,945 and a one-time management fee to the Managing General Partner of $279,511 the Partnership had available cash of $12,158,713 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2002.  Fourteen wells have been drilled, all of which have been completed as producing wells.   No additional wells will be drilled.

The Partnership had working capital at June 30, 2005 of $309,756.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  Under the Limited Partnership Agreement, the Partnership is not permitted to borrow funds.

Results of Operations

Three months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the three months ended June 30, 2005 were $452,959 compared to $605,329 for the three months ended June 30, 2004, a decrease of $152,370 or 25.2%.  The volume of natural gas sold for the three months ended June 30, 2005, was 58,872 Mcf at an average sales price of $5.77 per Mcf compared to 99,016 Mcf at an average price of $4.37 per Mcf for the three months ended June 30, 2004.  The volume of oil sold for the three months ended June 30, 2005 was 2,377 barrels at an average sales price of $47.54 compared to 5,575 barrels at an average price of $31.00 for the three months ended June 30, 2004.  The lifting cost for the three months ended June 30, 2005 was $1.19 per Mcfe compared to $0.91 per Mcfe for the three months ended June 30, 2004. This increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the three months ended June 30, 2005 was $185,778 compared to $312,345 for the three months ended June 30, 2004.  The Partnership experienced a net income of $181,224 and $172,678 and distributed $368,650 and $561,462 to the partners for the three months ended June 30, 2005 and 2004, respectively.

Six Months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the six months ended June 30, 2005 were $921,414 compared to $1,207,398 for the six months ended June 30, 2004, a decrease of $285,984 or 23.7%.  The volume of natural gas sold for the six months ended June 30, 2005, was 123,508 Mcf at an average sales price of $5.70 per Mcf compared to 199,284 Mcf at an average price of $4.55 per Mcf for the six months ended June 30, 2004.  The volume of oil sold for the six months ended June 30, 2005 was 4,630 barrels at an average sales price of $47.00 compared to 9,579 barrels at an average price of $31.47 for the six months ended June 30, 2004.  The lifting cost for the six months ended June 30, 2005 was $1.40 per Mcfe compared to $.94 per Mcfe for the six months ended June 30, 2004.  The increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the six months ended June 30, 2005 was $384,308 compared to $605,416 for the six months ended June 30, 2004.  The Partnership experienced a net income of $326,121 and $361,631 and distributed $748,566 and $1,112,972 to the partners for the six months ended June 30, 2005 and 2004, respectively.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership's revenue from oil and gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's oil and gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists.  FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not yet determined the final impact on the Partnership's financial position or results of operations of the application of FIN No. 47, however the Partnership does expect to record an unfavorable cumulative effect of change in accounting principle within the statement of operations before year end.  Such effect may be material to the financial statements.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of oil and natural gas future and option contracts for speculative purposes.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The following tables summarize the open futures and options contracts for the Partnership as of June 30, 2005 and June 30, 2004.

	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of June 30, 2005
Natural Gas	Floors	93,739	$ 4.27	-	$ 2,037
Natural Gas	Ceilings	46,869	$ 6.83	-	$(36,172)
Oil	Floors	2,486	$32.30	$ 80,296	$ 10
Oil	Ceilings	1,243	$40.00	$ 49,719	$(22,628)
Contracts maturing in 12 months following June 30, 2005
Natural Gas	Floors	75,537	$ 4.22	-	$ 1,298
Natural Gas	Ceilings	37,768	$ 6.72	-	$(31,344)
Oil	Floors	2,486	$32.30	$ 80,296	$ 10
Oil	Ceilings	1,243	$40.00	$ 49,719	$(22,628)
Prior Year Total Contracts as of June 30, 2004
Natural Gas	Floors	27,099	$ 3.90	-	-
Natural Gas	Ceilings	139,549	$ 5.01	-	$(62,880)
Oil	Sales	4,170	$31.63	$131,886	$(22,940)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 16 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1           Legal Proceedings

                     None.

Item 6.          Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 2002-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: July 22, 2005	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer

Date: July 22, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer