Form 10-Q/A
period 2005-03-31
PDC 2002 B LTD PARTNERSHIP
filed 2005-08-17
CIK 1224950

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

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 1,588	1,889
Accounts receivable - oil and gas revenues	377,524	449,793
Due from managing general partner	711	-
Total current assets	379,823	451,682

Oil and gas properties, successful efforts method	12,164,586	12,164,586
Less accumulated depreciation, depletion
and amortization	3,074,960	2,876,430
	9,089,626	9,288,156

	$ 9,469,449	9,739,838

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 47,195	95,456
Total current liabilities	47,195	95,456

Asset retirement obligations	7,101	6,996

Partners' Equity	9,415,153	9,637,386

	$9,469,449	9,739,838

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004	2002
Revenues:
Sales of oil and gas	$468,455	602,069	633,245
Interest income	409	241	593
	468,864	602,310	633,838
Expenses:
Lifting cost	125,332	120,262	386,716
Direct administration cost	105	24	223
Depreciation, depletion, and amortization	198,530 323,967	293,071 413,357	197,634
Net income	$144,897	188,953	49,265
Net income per limited partner unit	$ 207	270

                See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Three months ended March 31, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$7,748,476	1,937,120	(48,210)	9,637,386

Distributions to partners	(303,933)	(75,983)	-	(379,916)

Comprehensive income:
Net income	115,918	28,979	-	144,897
Change in fair value of outstanding hedging positions			10,969
Less reclassification adjustments for settled contracts included in net income			1,817
Other comprehensive income			12,786	12,786
Comprehensive income				157,683

Balance March 31, 2005	$7,560,461	1,890,116	(35,424)	9,415,153

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$144,897	188,953
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	198,530	293,071
Accretion of asset retirement obligations	105	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	40,508	71,234
Increase in due from managing general partner	(711)	-
Decrease in accounts payable	(3,714)	(1,531)
Net cash provided from operating activities	379,615	551,727

Cash flows from financing activities:
Distributions to partners	(379,916)	(551,510)
Net cash used by financing activities	(379,916)	(551,510)

Net (decrease) increase in cash	(301)	217
Cash at beginning of period	1,889	961
Cash at end of period	$ 1,588	1,178

See accompanying notes to financial statements.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        Reference is hereby made to PDC 2002-B Limited Partnership's (the Partnership's) Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies were also followed in preparing the quarterly report included herein.

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

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

5.   Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated  oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

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

The Partnership had working capital at March 31, 2005 of $332,628.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Results of Operations

Three months ended March 31, 2005 compared with March 31, 2004

Oil and gas sales for the three months ended March 31, 2005 were $468,455 compared to $602,069 for the three months ended March 31, 2004, a decrease of $133,614 or 22.2%.  The volume of natural gas sold for the three months ended March 31, 2005, was 64,636 Mcf at an average sales price of $5.62 per Mcf compared to 100,268 Mcf at an average price of $4.72 per Mcf for the three months ended March 31, 2004.  The volume of oil sold for the three months ended March 31, 2005 was 2,253 barrels at an average sales price of $46.44 compared to 4,004 barrels at an average price of $32.11 for the three months ended March 31, 2004.  The Lifting cost for the three months ended March 31, 2005 was $1.60 per Mcfe compared to $0.97 per Mcfe for the three months ended March 31, 2004. This increase is partially attributed to the increase in severance and property taxes.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization for the three months ended March 31, 2005 was $198,530 compared to $293,071 for the three months ended March 31, 2004.  While the Partnership experienced a net income of $144,897 and $188,953, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $379,916 and $551,510 to the partners for the three months ended March 31, 2005 and 2004, respectively.

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

The following tables summarize the open futures and options contracts for the Partnership as of March 31, 2005 and 2004.

Commodity	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of March 31, 2005

Natural Gas	Floors	50,248	4.19	-	1,338
Natural Gas	Ceilings	25,124	6.69	-	(27,609)
Oil	Floors	1,108	32.30	35,722	36
Oil	Ceilings	554	40.00	22,150	(9,189)

PDC 2002-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Contracts maturing in 12 months following March 31, 2005

Natural Gas	Floors	36,874	4.07	-	543
Natural Gas	Ceilings	18,437	6.48	-	(24,906)
Oil	Floors	1,108	32.30	35,722	36
Oil	Ceilings	554	40.00	22,150	(9,189)

Prior Year Total Contracts as of March 31, 2004

Natural Gas	Floors	73,362	3.45	-	-
Natural Gas	Ceilings	36,681	4.59	-	(11,756)
Oil	Sale	6,790	31.63	214,778	(8,926)

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

Item 4.          Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of, its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

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