Form 10-Q
period 2013-03-31
PDC 2002 B LTD PARTNERSHIP
filed 2013-05-10
CIK 1224950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2013
or

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

As of March 31, 2013 this Partnership had 559.02 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2002-B Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated natural gas, natural gas liquids ("NGLs") and crude oil reserves; additional development plans; future production, expenses, cash flows and liquidity; anticipated capital expenditures; availability of additional midstream facilities and services in the Wattenberg Field and timing of that availability; the adequacy of this Partnership's insurance; the effectiveness of the Managing General Partner's derivative program in providing a degree of price stability; closing of and expected proceeds from this Partnership's pending asset disposition; and the Managing General Partner's future strategies, plans and objectives.
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

•
the impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement related to those laws and regulations, liabilities arising thereunder and the costs to comply with those laws and regulations;

•	potential declines in the values of this Partnership's natural gas and crude oil properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells to be greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing this Partnership's reserves;

•	the Managing General Partner's ability to acquire supplies and services at reasonable prices;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the additional development and operation of natural gas and crude oil wells;

•	this Partnership's future cash flows, liquidity and financial condition;

•	competition in the oil and gas industry;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, particularly in the Wattenberg Field, and the impact of these facilities on the price this Partnership receives for its production;

•	success of the Managing General Partner in marketing this Partnership's natural gas, NGLs and crude oil;

•	effect of natural gas derivative activities;

•	impact of environmental events, governmental and other third-party responses to such events and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation;

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2012(“2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2013 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PDC 2002-B Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012*
Assets
Current assets:
Cash and cash equivalents	$10,106	$10,137
Accounts receivable	49,477	21,527
Crude oil inventory	17,859	24,499
Due from Managing General Partner-derivatives	112,556	180,165
Total current assets	189,998	236,328

Natural gas and crude oil properties, successful efforts method, at cost	2,196,032	3,167,657
Less: Accumulated depreciation, depletion and amortization	(1,595,371)	(2,270,162)
Natural gas and crude oil properties, net	600,661	897,495
Assets held for sale	272,904	—
Other assets	51,010	49,653

Total Assets	$1,114,573	$1,183,476

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,930	$2,522
Due to Managing General Partner-derivatives	60,403	81,917
Due to Managing General Partner-other, net	61,704	67,520
Total current liabilities	125,037	151,959
Asset retirement obligations	160,955	223,265
Liabilities held for sale	66,082	—
Total liabilities	352,074	375,224

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	224,231	232,462
Limited Partners - 559.02 units issued and outstanding	538,268	575,790
Total Partners' equity	762,499	808,252
Total Liabilities and Partners' Equity	$1,114,573	$1,183,476
    *Derived from audited 2012 balance sheet

See accompanying notes to unaudited condensed financial statements.

PDC 2002-B Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Natural gas, NGLs and crude oil sales	$56,243	$75,644
Commodity price risk management gain (loss), net	(19,945)	61,124
Total revenues	36,298	136,768
Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	30,102	22,071
Direct costs - general and administrative	30,686	28,858
Depreciation, depletion and amortization	17,574	48,721
Accretion of asset retirement obligations	2,775	2,578
Total operating costs and expenses	81,137	102,228

Income (loss) from continuing operations	(44,839)	34,540

Interest income	5	5
Income (loss) from discontinued operations	6,315	(76,507)

Net loss	$(38,519)	$(41,962)

Net loss allocated to partners	$(38,519)	$(41,962)
Less: Managing General Partner interest in net loss	(7,704)	(8,392)
Net loss allocated to Investor Partners	$(30,815)	$(33,570)

Net loss per Investor Partner unit	$(55)	$(60)

Investor Partner units outstanding	559.02	559.02

See accompanying notes to unaudited condensed financial statements.

PDC 2002-B Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(38,519)	$(41,962)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	23,930	59,008
Accretion of asset retirement obligations	3,772	3,516
Unrealized (gain) loss on derivative transactions	46,095	(26,736)
Changes in assets and liabilities:
Accounts receivable	(27,950)	11,668
Crude oil inventory	6,640	(6,800)
Other assets	(1,357)	(1,917)
Accounts payable and accrued expenses	408	15,606
Due to Managing General Partner-other, net	(5,816)	(2,359)
Net cash from operating activities	7,203	10,024
Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	—	(656)
Net cash from investing activities	—	(656)
Cash flows from financing activities:
Distributions to Partners	(7,234)	(9,399)
Net cash from financing activities	(7,234)	(9,399)

Net change in cash and cash equivalents	(31)	(31)
Cash and cash equivalents, beginning of period	10,137	10,261
Cash and cash equivalents, end of period	$10,106	$10,230

See accompanying notes to unaudited condensed financial statements.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Note 1 - General and Basis of Presentation

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

As of March 31, 2013, there were 498 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 20% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 80% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 20% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2013, the Managing General Partner had repurchased 41.1 units of Partnership interests from the Investor Partners at an average price of $3,598 per unit. As of March 31, 2013, the Managing General Partner owned 25.9% of this Partnership.

Beginning in November 2009, when the Investor Partners' average annual rate of return fell below 12.8%, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $668 and $929 for the three months ended March 31, 2013 and 2012, respectively, as a result of the Preferred Cash Distribution made under the terms in Section 4.02. The Managing General Partner's obligation under Section 4.02 expired in February 2013. For more information concerning the Performance Standard Obligation, see Note 8, Partners' Equity and Cash Distributions, to this Partnership's financial statements included in the 2012 Form 10-K.

In the Managing General Partner's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2012 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2012 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. The reclassifications are mainly attributable to reporting as discontinued operations the results of operations related to the planned sale of this Partnership's Piceance Basin assets. The reclassifications had no impact on previously reported cash flows, net income or Partners’ equity. See Note 8, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information regarding the planned divestiture.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Note 2 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

On January 1, 2013, this Partnership adopted changes issued by the Financial Accounting Standards Board regarding the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement. The enhanced disclosures enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This Partnership's adoption of these changes had no impact on the unaudited condensed financial statements.

Note 3 - Transactions with Managing General Partner

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item “Due to Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	March 31, 2013	December 31, 2012
Natural gas, NGLs and crude oil sales revenues collected from this Partnership's third-party customers	$17,019	$20,841
Commodity price risk management, realized gain	17,239	14,367
Other (1)	(95,962)	(102,728)
Total Due to Managing General Partner-other, net	$(61,704)	$(67,520)

(1)
All other unsettled transactions, excluding derivative instruments, between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three months ended March 31, 2013 and 2012. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations for continuing operations and in Note 8, Assets Held for Sale, Divestitures and Discontinued Operations, for discontinued operations.

	Three months ended March 31,
	2013	2012
Well operations and maintenance	$47,522	$103,679
Gathering, compression and processing fees	3,484	4,627
Direct costs - general and administrative	30,686	28,858
Cash distributions (1) (2)	1,017	1,451

(1)	Cash distributions include $490 and $501 during the three months ended March 31, 2013 and 2012, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

(2)
Cash distributions to the Managing General Partner were reduced by $668 and $929 during the three months ended March 31, 2013 and 2012, respectively, due to Preferred Cash Distributions made by the Managing General Partner to Investor Partners under the Performance Standard Obligation provision of the Agreement. For more information concerning this obligation, see Note 1, General and Basis of Presentation.

Note 4 - Fair Value of Financial Instruments

Determination of fair value. This Partnership's fair value measurements are estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The three levels of inputs that may be used to measure fair value are defined as:

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

The Managing General Partner measures the fair value of this Partnership's derivative instruments based on a pricing model that utilizes market-based inputs, including but not limited to the contractual price of the underlying position, current market prices, natural gas forward curve, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and nonperformance risk. Nonperformance risk considers the effect of the Managing General Partner's credit standing on the fair value of derivative liabilities and the effect of the Managing General Partner's counterparties' credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

The Managing General Partner's derivative agreements contain master netting provisions that provide for the net settlement of all contracts through a single payment in the event of early termination. The Managing General Partner has elected not to offset the fair value positions recorded on the unaudited condensed balance sheets for this Partnership.

This Partnership's fixed-price swaps and basis swaps are included in Level 2. The following table presents this Partnership's derivative assets and liabilities measured at fair value on a recurring basis:

	Balance Sheet	March 31, 2013	December 31, 2012
	Line Item	Level 2	Level 2

Assets:
Current
Commodity-based derivatives	Due from Managing General Partner-derivatives	$112,556	$180,165
Total assets		112,556	180,165

Liabilities:
Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	60,403	81,917
Total liabilities		60,403	81,917
Net asset		$52,153	$98,248

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Note 5 - Derivative Financial Instruments

As of March 31, 2013, this Partnership had derivative instruments in place for all of its anticipated 2013 natural gas production totaling 37,718 MMBtu. Partnership policy prohibits the use of natural gas and crude oil derivative instruments for speculative purposes.

The following tables present the impact of this Partnership's derivative instruments on this Partnership's accompanying condensed statements of operations:

	Three months ended March 31,
	2013			2012
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains (losses)	$26,669	$(519)	$26,150	$30,872	$3,516	$34,388
Unrealized gains (losses)	(26,669)	(19,426)	(46,095)	(30,872)	57,608	26,736
Total	$—	$(19,945)	$(19,945)	$—	$61,124	$61,124

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

Note 6 - Commitments and Contingencies

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

During the three months ended March 31, 2013, as a result of the Managing General Partner's periodic review, no new environmental remediation liabilities were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership recorded no environmental remediation liabilities as of March 31, 2013. Environmental remediation liabilities as of December 31, 2012 were not significant.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2013 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Note 7 - Asset Retirement Obligations

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in natural gas and crude oil properties:

Three months ended
March 31, 2013

Beginning balance	$223,265
Accretion expense	3,772
Ending balance	227,037
Liabilities held for sale (1)	(66,082)
Long-term portion	$160,955

(1)
Represents asset retirement obligations related to this Partnership's assets held for sale. See Note 8, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information regarding the planned sale of these properties.

Note 8 - Assets Held for Sale, Divestitures and Discontinued Operations

Piceance Basin. On February 4, 2013, this Partnership's Managing General Partner entered into a purchase and sale agreement ("PSA") with certain affiliates of Caerus Oil and Gas LLC (“Caerus”), pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin assets for cash consideration of approximately $431,000, subject to post-closing adjustments. Under the same PSA, PDC has agreed to sell to Caerus PDC's and PDC sponsored partnerships' Piceance Basin assets and certain non-core Colorado oil and gas properties, leasehold mineral interests and related assets. Based on the amounts allocated to this Partnership in the PSA, PDC determined that it was in the best interest of this Partnership to sell its Piceance Basis assets under the PSA. The PSA does not include any of this Partnership's Wattenberg Field assets. These assets have been classified as held for sale in the unaudited condensed balance sheet as of March 31, 2013. The cash consideration is subject to customary adjustments, including adjustments based upon title and environmental due diligence and with respect to natural gas derivative position settlements that will be assumed by Caerus. The Managing General Partner intends to use the proceeds from the asset disposal for operational needs, for additional reserve development of natural gas, NGLs and crude oil production in the Wattenberg Field (the "Additional Development Plan") or distributions to Partners. There can be no assurance this Partnership will be successful in closing such divestiture. Following the planned sale, this Partnership will not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the unaudited condensed statement of operations for all periods presented.
Selected financial information related to divested and discontinued operations. The tables below set forth selected financial information related to this Partnership's Piceance Basin net assets held for sale and operating results related to discontinued operations. Net assets held for sale represents this Partnership's Piceance Basin assets that are expected to be sold, net of liabilities that are expected to be assumed by Caerus. While the reclassification of revenues and expenses related to discontinued operations for the 2012 period had no impact upon previously reported net earnings, the statement of operations table presents the revenues and expenses that were reclassified from the specified statement of operations line items to discontinued operations.

PDC 2002-B Limited Partnership
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

The following table presents balance sheet data related to assets held for sale:

As of
March 31, 2013

Net Assets
Balance Sheet	Held for Sale

Assets
Properties, successful efforts method, at cost	$971,625
Accumulated depreciation, depletion and amortization	(698,721)
Total assets	272,904

Liabilities
Asset retirement obligations	66,082

Net Assets	$206,822

The following table presents statements of operations data related to this Partnership's discontinued operations:

	Three Months Ended March 31,
Statement of Operations - Discontinued Operations	2013	2012

Revenues:
Natural gas, NGLs and crude oil sales	$38,800	$25,524
Total revenues	38,800	25,524

Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	25,132	90,806
Depreciation, depletion and amortization	6,356	10,287
Accretion of asset retirement obligations	997	938
Total operating costs and expenses	32,485	102,031

Income (loss) from discontinued operations	$6,315	$(76,507)

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2002-B Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. This Partnership began natural gas and crude oil operations in September 2002 and operates 14 gross (12.8 net) productive wells located in the Rocky Mountain Region of Colorado. The Managing General Partner markets this Partnership's natural gas and crude oil production to midstream marketers. Natural gas, NGLs and crude oil is sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of this Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts and/or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Due to the Investor Partners' average annual rate of return being less than 12.8% in November 2009, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution. This modified distribution ended in 2013. See Note 1, General and Basis of Presentation, to the unaudited condensed financial statements included in this report and "Financial Condition, Liquidity and Capital Resources - Cash Flows" below for additional information and the effect of this modification on distributions.

Recent Developments

Planned Natural Gas and Crude Oil Properties Divestitures

On February 4, 2013, this Partnership's Managing General Partner entered into a PSA with certain affiliates of Caerus, pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin oil and gas properties for cash consideration of approximately $431,000. The cash consideration is subject to customary adjustments, including adjustments based upon title and environmental due diligence and with respect to natural gas derivative positions that will be assumed by Caerus. Under the same PSA, PDC has agreed to sell to Caerus PDC's and PDC sponsored partnerships' Piceance Basin assets and certain non-core Colorado oil and gas properties, leasehold mineral interests and related assets. Based on the amounts allocated to this Partnership in the PSA, PDC determined that it was in the best interest of this Partnership to sell its Piceance Basis assets under the PSA. The PSA does not include any of this Partnership's Wattenberg Field assets. The effective date of the transaction is January 1, 2013. The Managing General Partner intends to use the proceeds from the sale for this Partnership's operational needs, for the Additional Development Plan or distributions to Partners. As of December 31, 2012, total estimated proved reserves related to these assets were 144 MMcf of natural gas and 1 MBbl of crude oil, for an aggregate of 25 MBbl of crude oil equivalent. See Note 8, Assets Held for Sale, Divestitures and Discontinued Operations, to this Partnership's unaudited condensed financial statements included elsewhere in this report for additional details related to the planned divestiture of this Partnership's Piceance assets. There can be no assurance that this transaction will close as planned. In addition, purchase price adjustments may reduce this Partnership's proceeds from the transaction.

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales from continuing operations decreased 26%, or approximately $19,000, for the first three months of 2013 compared to the first three months of 2012, while sales volumes from continuing operations decreased 32% period-to-period. Partially offsetting this decrease, the average sales price per barrel of crude oil equivalent ("Boe"), excluding the impact of realized derivative gains, was $52.22 for the current period compared to $47.91 for the same period a year ago. Realized gains from all natural gas derivatives contributed approximately $26,000 to total revenues for the first three months of 2013 compared to approximately $34,000 from natural gas derivatives for the first three months of 2012.

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Three months ended March 31,
	2013	2012	Change
Number of gross producing wells (end of period)	11	11	—

Production(1)
Natural gas (Mcf)	2,540	4,480	(43)%
NGLs (Bbl)	173	265	(35)%
Crude oil (Bbl)	481	567	(15)%
Crude oil equivalent (Boe)(2)	1,077	1,579	(32)%
Average Boe per day	12	17	(32)%

Natural gas, NGLs and crude oil sales
Natural gas	$7,516	$11,801	(36)%
NGLs	7,279	10,119	(28)%
Crude oil	41,448	53,724	(23)%
Total natural gas, NGLs and crude oil sales	$56,243	$75,644	(26)%

Realized gain on derivatives, net
Natural gas	$26,150	$34,388	(24)%
Total realized gain on derivatives, net	$26,150	$34,388	(24)%

Average selling price (excluding realized gain on derivatives)
Natural gas (Mcf)	$2.96	$2.63	12%
NGLs (Bbl)	42.08	38.18	10%
Crude oil (per Bbl)	86.17	94.75	(9)%
Crude oil equivalent (per Boe)	52.22	47.91	9%

Average cost per Boe
Natural gas, NGLs and crude oil production cost(3)	$27.95	$13.98	100%
Depreciation, depletion and amortization	16.32	30.86	(47)%

Operating costs and expenses
Direct costs - general and administrative	$30,686	$28,858	6%
Depreciation, depletion and amortization	17,574	48,721	(64)%

Cash distributions	$7,234	$9,399	(23)%
Amounts may not recalculate due to rounding.

_______________
(1) Production is net and determined by multiplying the gross production volume of properties in which this Partnership has an interest by the average percentage of the leasehold or other property interest this Partnership owns.
(2) One Bbl of crude oil or NGL equals six Mcf of natural gas.
(3) Represents natural gas, NGLs and crude oil operating expenses, including production taxes.

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Bbl - One barrel of crude oil or natural gas liquids ("NGLs") or 42 gallons of liquid volume.
Boe - Barrels of crude oil equivalent.
MBbl - One thousand barrels of crude oil or NGLs.
Mcf - One thousand cubic feet of natural gas volume.
Mcfe - One thousand cubic feet of natural gas equivalent (six Mcf of natural gas equals one Bbl of crude oil or NGL).
MMBtu - One million British thermal units.
MMcf - One million cubic feet of natural gas volume.
MMcfe - One million cubic feet of natural gas equivalent.

Natural Gas, NGLs and Crude Oil Sales

Natural Gas, NGLs and Crude Oil Pricing. This Partnership's results of operations depend upon many factors, particularly the price of natural gas, NGLs and crude oil and the Managing General Partner's ability to market this Partnership's production effectively. Natural gas, NGLs and crude oil prices are among the most volatile of all commodity prices. These price variations can have a material impact on this Partnership's financial results and capital expenditures.

Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas produced is based on the Colorado Interstate Gas ("CIG") price. This Partnership's NGL price is mainly based on prices from the Conway hub in Kansas where the Wattenberg production is marketed. Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics. The majority of this Partnership's crude oil is sold on a calendar-year basis at a fixed differential to NYMEX pricing.

This Partnership currently uses the "net-back" method of accounting for these arrangements related to its natural gas sales. This Partnership sells natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

Recently, a combination of increased drilling activity and curtailments due to limited capacity on local gathering and processing infrastructure and, in some periods, higher temperatures, has resulted in capacity constraints in the Wattenberg Field. The Managing General Partner anticipates that this Partnership will again experience high line pressures in 2013, particularly in the summer months, as field-wide production volumes from the ongoing development of the successful horizontal Wattenberg play outpace current midstream capacity. The Managing General Partner is working closely with the primary midstream provider in the Wattenberg Field who is implementing a multi-year facility expansion capable of significantly increasing long-term gathering and processing capacity. The Managing General Partner expects reduced line pressures to substantially benefit this Partnership in late 2013, concurrent with the startup of the LaSalle gas plant and associated field compressor stations. Like most producers, this Partnership relies on its third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of these facilities is beyond this Partnership's or the Managing General Partner's control.

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

For the three months ended March 31, 2013 compared to the same period in 2012, natural gas, NGLs and crude oil production from continuing operations, on an energy equivalency-basis, decreased 32% primarily due to normal production declines for this stage in the wells’ production life cycle and a decrease in production precipitated by curtailments due to high line pressure in the Wattenberg Field.

The approximately $19,000, or 26%, decrease in sales from continuing operations for the 2013 three month period as compared to the prior year period was a reflection of sales volume decreases of 32% partially offset by an increase in the average sales price of 9%. The average sales price per Boe, excluding the impact of realized derivative gains, was $52.22 for the current year three month period compared to $47.91 for the same period a year ago.

Natural gas, NGLs and crude oil sales from continuing operations for the three months ended March 31, 2013 decreased by 36%, 28% and 23%, respectively, as compared to the three months ended March 31, 2012. The decrease in natural gas sales resulted from lower natural gas production volumes of 43%, partially offset by increased prices per Mcf of 12%. The decrease in NGLs sales was due to a decrease of 35% in production volumes, partially offset by an increase in the average commodity price per Bbl of 10%. The crude oil sales decrease was due to a production volume decrease of 15% and a decrease in the average commodity price per Bbl of 9%.

Commodity Price Risk Management

This Partnership uses various derivative instruments to manage fluctuations in natural gas prices. This Partnership has in place collars, fixed-price swaps and/or basis swaps on a portion of this Partnership's estimated natural gas production. This Partnership sells its natural gas at similar prices to the indices inherent in this Partnership's derivative instruments. As a result, for the volumes underlying this Partnership's derivative positions, this Partnership ultimately realizes a price related to its collars of no less than the floor and no more than the ceiling and, for this Partnership's commodity swaps, this Partnership ultimately realizes the fixed price related to its swaps.

Commodity price risk management includes realized gains and losses and unrealized mark-to-market changes in the fair value of the derivative instruments related to this Partnership's natural gas production. See Note 4, Fair Value of Financial Instruments, and Note 5, Derivative Financial Instruments, to this Partnership's unaudited condensed financial statements included elsewhere in this report for additional details of this Partnership's derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net:

	Three months ended March 31,
	2013	2012
Commodity price risk management gain (loss), net:
Realized gains
Natural gas	$26,150	$34,388
Total realized gains, net	26,150	34,388
Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(26,669)	(30,872)
Unrealized gains (losses) for the period	(19,426)	57,608
Total unrealized gains (losses), net	(46,095)	26,736
Total commodity price risk management gain (loss), net	$(19,945)	$61,124

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

Realized gains of approximately $26,000 recognized in the three months ended March 31, 2013 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the three months ended March 31, 2013, realized gains on natural gas, exclusive of basis swaps, were approximately $49,000. These gains were offset in part by realized losses of approximately $23,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Unrealized losses of approximately $19,000 for the quarter ended March 31, 2013 were primarily related to the upward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions.

Realized gains of approximately $34,000 recognized in the three months ended March 31, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the three months ended March 31, 2012, realized gains on natural gas, exclusive of basis swaps, were approximately $59,000. These gains were offset in part by realized losses of approximately $25,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Unrealized gains of approximately $58,000 for the three months ended March 31, 2012 were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions.

The following table presents this Partnership's derivative positions in effect as of March 31, 2013:

	Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Fair Value at March 31, 2013

Natural Gas
NYMEX
04/01 - 06/30/2013	12,786	$7.12	12,786	$(1.88)	$19,153
07/01 - 09/30/2013	12,614	7.12	12,614	(1.88)	17,485
10/01 - 12/31/2013	12,318	7.12	12,318	(1.88)	15,515
Total(2)	37,718		37,718		$52,153

(1) A standard unit of measure for natural gas (one MMBtu equals one Mcf).
(2) Pursuant to a purchase and sale agreement entered into on February 4, 2013, approximately 26,952 MMBtu of the above Fixed-Price Swaps, and an equal amount of CIG Basis Protection Swaps, is expected to be assigned to certain affiliates of Caerus upon the closing of the planned sale. There can be no assurance that this transaction will close as planned. See Note 8, Assets held for Sale, Divestiture and Discontinued Operations, to this Partnership's financial statements included elsewhere in this report for additional information regarding the planned divestiture of certain of this Partnership's natural gas properties.

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

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

Natural gas, NGLs and crude oil production costs for the three months ended March 31, 2013 increased approximately $8,000 compared to the same period in 2012 due primarily to higher lease operating costs in 2013 as workover activities were collectively lower in 2012. Natural gas, NGLs and crude oil production costs per Boe increased to $27.95 during 2013 from $13.98 in 2012 due to lower volumes.

Depreciation, Depletion and Amortization

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

Depreciation, depletion and amortization ("DD&A") expense related to natural gas and crude oil properties is directly related to proved reserves and production volumes. DD&A expense for continuing operations decreased approximately $31,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to lower production volumes and by a decreased DD&A expense rate in 2013. The DD&A expense rate per Boe decreased to $16.32 for the 2013 three months compared to $30.86 during the same period in 2012 due to the effect of an impairment recorded for the Wattenberg Field assets as of December 31, 2012.

Discontinued Operations

On February 4, 2013, the Managing General Partner entered into a purchase and sale agreement with Caerus, pursuant to which this Partnership agreed to sell to Caerus its Piceance Basin assets for cash consideration of approximately $431,000, subject to post-closing adjustments. Following the planned sale, this Partnership will not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin assets. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the unaudited condensed statement of operations for all periods presented.

See Note 8, Assets Held for Sale, Divestitures and Discontinued Operations, to the accompanying unaudited condensed financial statements included elsewhere in this report for additional information regarding the planned sale of this Partnership's Piceance Basin assets.

The table below presents production data related to this Partnership's Piceance Basin assets that are planned to be divested and that are classified as discontinued operations:

	Three Months Ended March 31,
Discontinued Operations	2013	2012
Production
Natural gas (Mcf)	13,902	15,088
Crude oil (Bbl)	10	9
Crude oil equivalent (Boe)	2,327	2,524

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Financial Condition, Liquidity and Capital Resources

This Partnership's primary sources of cash for the three month periods ended March 31, 2013 and 2012 were operating activities, which include the sale of natural gas, NGLs and crude oil production, and to the net realized gains from this Partnership's derivative positions. These sources of cash were primarily used to fund this Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices, sales volumes, which can be impacted by high line pressures, and realized gains and losses from commodity contracts. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through the use of derivatives. Therefore, the primary source of cash flows from operations becomes the net activity between natural gas, NGLs and crude oil sales and realized natural gas derivative gains and losses. This Partnership does not engage in speculative positions, nor does this Partnership hold derivative instruments for 100% of this Partnership's expected future production from producing wells, and therefore may still experience significant fluctuations in cash flows from operations. As of March 31, 2013, this Partnership had natural gas derivative positions in place covering all of its expected natural gas production for the remainder of 2013 at an average price of $5.24 per Mcf. This Partnership has no NGLs or crude oil derivatives. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. This Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2013 and beyond, and may substantially reduce or restrict this Partnership's ability to participate in Additional Development Plan activities.

Working Capital

At March 31, 2013, this Partnership had a working capital surplus of approximately $65,000, compared to a working capital surplus of approximately $84,000 at December 31, 2012. The decrease of approximately $19,000 was primarily due to the following changes:

•	accounts receivable increased by approximately $24,000 between March 31, 2013 and December 31, 2012;

•	oil inventory decreased by approximately $7,000 between March 31, 2013 and December 31, 2012;

•	realized and unrealized derivative gains receivable decreased by approximately $43,000 between March 31, 2013 and December 31, 2012; and

•
amounts due to Managing General Partner-other, net, excluding natural gas, NGLs and crude oil sales received from third parties and realized derivative gains, decreased by approximately $7,000 between March 31, 2013 and December 31, 2012.

Additional Development Plan activities, which would include investments in equipment and services to complete refracturing and recompletion opportunities, are suspended until pipeline capacity improves. If the Additional Development Plan commences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

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

Net cash flows from operating activities were approximately $7,000 for the three months ended March 31, 2013 compared to approximately $10,000 for the comparable period in 2012. The increase of approximately $3,000 in cash from operating activities was due primarily to the following:

•	a decrease in natural gas, NGLs and crude oil sales receipts of approximately $61,000;

•	an increase in commodity price risk management realized gain receipts of approximately $4,000; and

•	a decrease in production costs and direct costs-general and administrative payments of approximately $54,000.

Investing Activities

From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. There were no investing activities for the three months ended March 31, 2013. These amounts were not significant during the three months ended March 31, 2012.

Financing Activities

This Partnership initiated monthly cash distributions to investors in March 2003 and has distributed $9.5 million through March 31, 2013. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 20% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 80% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended March 31,	Managing General Partner	Investor Partners	Total
2013	$527	$6,707	$7,234
2012	950	8,449	9,399

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

The decrease in total distributions for the three months ended March 31, 2013 as compared to 2012 is primarily due to a decrease in cash flows from operating activities during 2013.

Beginning in November 2009, when the Investor Partners' average annual rate of return fell below 12.8%, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $668 and $929 for the three months ended March 31, 2013 and 2012, respectively, as a result of the Preferred Cash Distribution made under the terms in Section 4.02. The performance obligation allocation rate modifications continued until February 2013, when the provision expired under the terms of the Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2013, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements included elsewhere in this report.

Recent Accounting Standards

See Note 2, Recent Accounting Standards, to the accompanying unaudited condensed financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

This Partnership has no direct management or officers. The management, officers and other employees that provide services on behalf of this Partnership are employed by the Managing General Partner.

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that this Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to this Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2013.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2013:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1 - 31, 2013	0.25	$400
February 1 - 28, 2013	0.25	200
March 1 - 31, 2013	0.25	200
Total	0.75	$267

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index
PDC 2002-B Limited Partnership
(A West Virginia Limited Partnership)

Item 6. Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1	Purchase and Sale Agreement by and among PDC Energy, Inc., affiliated partnerships and certain affiliates of Caerus Oil and Gas LLC, dated February 4, 2013.	10-Q	000-07246	10.1	5/1/2013

31.1
Certification by Chief Executive Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2
Certification by Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PDC 2002-B Limited Partnership
By its Managing General Partner
PDC Energy, Inc.

By: /s/ James M. Trimble
James M. Trimble Chief Executive Officer and President of PDC Energy, Inc.
May 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer and President	May 10, 2013
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 10, 2013
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 10, 2013
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)